Form 10-K
period 2020-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-P5
filed 2021-03-30
CIK 1684093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

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

Omitted.

Item 14. Principal Accountant Fees and Services.

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

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  As of March 1, 2021, both motions for summary judgment have been briefed and are awaiting decision by the court.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  As of March 1, 2021, both motions for summary judgment have been briefed and are awaiting decision by the court.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts.  On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA.  The court denied the remainder of the motion to dismiss.  IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

Disclosure from Wells Fargo Bank, National Association, as custodian for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA, the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA, the Flagler Corporate Center mortgage loan and the West LA Office—1950 Sawtelle Boulevard mortgage loan under the MSBAM 2016-C30 PSA, the 132 West 27th Street mortgage loan under the MSC 2016-UBS11 PSA, the Hillside Industrial mortgage loan and the National Business Park mortgage loan under the JPMCC 2016-JP3 PSA, the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA, and the Plaza America I & II mortgage loan under the WFCM 2016-C36 PSA:

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue. On May 6, 2019, the court entered an order approving the settlement agreement. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.

In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

[2]

The Crocker Park Phase One & Two mortgage loan, which represented approximately 4.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Crocker Park Phase One & Two mortgage loan and the related companion loan(s) are serviced pursuant to the CGCMT 2016-C2 PSA. Effective as of August 26, 2020, C-III Asset Management LLC transferred substantially all of its assets to Greystone Servicing Company LLC, and Greystone Servicing Company LLC has assumed all of the duties and responsibilities of C-III Asset Management LLC as special servicer under the CGCMT 2016-C2 PSA, as disclosed in the Current Report on Form 8-K dated August 26, 2020 and filed by the registrant on August 26, 2020 under Commission File No. 333-207132-07.

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

[9]

The Plaza America I & II mortgage loan, which represented approximately 6.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Plaza America I & II mortgage loan and the related companion loan(s) are serviced pursuant to the WFCM 2016-C36 PSA. Effective as of August 26, 2020, C-III Asset Management LLC transferred substantially all of its assets to Greystone Servicing Company LLC, and Greystone Servicing Company LLC has assumed all of the duties and responsibilities of C-III Asset Management LLC as special servicer under the WFCM 2016-C36 PSA, as disclosed in the Current Report on Form 8-K dated August 26, 2020 and filed by the registrant on August 26, 2020 under Commission File No. 333-207132-07.

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

33.8	[Reserved]

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Crocker Park Phase One & Two mortgage loan under the CGCMT 2016-C2 PSA (see Exhibit 33.1)

[10]

Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Rialto Capital Advisors, LLC, as special servicer for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA, (ii) AEGON USA Realty Advisors, LLC, as special servicer for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA, and (iii) Torchlight Loan Services, LLC, as special servicer for the Hillside Industrial mortgage loan and the National Business Park mortgage loan under the JPMCC 2016-JP3 PSA, are not included in this report on Form 10-K because each of Rialto Capital Advisors, LLC, AEGON USA Realty Advisors, LLC and Torchlight Loan Services, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association, as certificate administrator under the BBCMS 2016-ETC TSA, the WFCM 2016-BNK1 PSA, the MSBAM 2016-C30 PSA, the MSC 2016-UBS11 PSA, the JPMCC 2016-JP3 PSA, the JPMCC 2016-JP2 PSA, and the WFCM 2016-C36 PSA and (ii) Citibank, N.A., as certificate administrator under the CGCMT 2016-C2 PSA and the CGCMT 2016-P4 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as special servicer for the Crocker Park Phase One & Two mortgage loan under the CGCMT 2016-C2 PSA

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Crocker Park Phase One   Two mortgage loan under the CGCMT 2016-C2 PSA

33.15	[Reserved]

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

33.19	[Reserved]

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

33.26	[Reserved]

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

33.33	[Reserved]

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

33.38	[Reserved]

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

33.45	[Reserved]

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

33.50	[Reserved]

33.51

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 33.9)

33.52

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 33.10)

33.53

Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 33.11)

33.54

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Plaza America I & II mortgage loan under the WFCM 2016-C36 PSA (see Exhibit 33.7)

33.55

Report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as general special servicer for the Plaza America I & II mortgage loan under the WFCM 2016-C36 PSA (see Exhibit 33.13)

33.56

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Plaza America I & II mortgage loan under the WFCM 2016-C36 PSA (see Exhibit 33.3)

33.57	[Reserved]

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

34.8	[Reserved]

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Crocker Park Phase One & Two mortgage loan under the CGCMT 2016-C2 PSA (see Exhibit 34.1)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as special servicer for the Crocker Park Phase One & Two mortgage loan under the CGCMT 2016-C2 PSA

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Crocker Park Phase One & Two mortgage loan under the CGCMT 2016-C2 PSA

34.15	[Reserved]

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

34.19	[Reserved]

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

34.26	[Reserved]

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

34.33	[Reserved]

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

34.38	[Reserved]

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

34.45	[Reserved]

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

34.50	[Reserved]

34.51

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 34.9)

34.52

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 34.10)

34.53

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 34.11)

34.54

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as general master servicer for the Plaza America I & II mortgage loan under the WFCM 2016-C36 PSA (see Exhibit 34.7)

34.55

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as general special servicer for the Plaza America I & II mortgage loan under the WFCM 2016-C36 PSA (see Exhibit 34.13)

34.56

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Plaza America I & II mortgage loan under the WFCM 2016-C36 PSA (see Exhibit 34.3)

34.57	[Reserved]

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

35	Servicer compliance statements.[11]

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, LNR Partners, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant

35.5	Servicer compliance statement, Wells Fargo Bank, National Association, as servicer for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA

35.6	[Reserved]

35.7

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Crocker Park Phase One & Two mortgage loan under the CGCMT 2016-C2 PSA (see Exhibit 35.1)

35.8

Servicer compliance statement, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as special servicer for the Crocker Park Phase One & Two mortgage loan under the CGCMT 2016-C2 PSA

[11]

This annual report on Form 10-K does not include the servicer compliance statements of (i) Rialto Capital Advisors, LLC, as special servicer for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA, (ii) AEGON USA Realty Advisors, LLC, as special servicer for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA, (iii) Torchlight Loan Services, LLC, as special servicer for the Hillside Industrial mortgage loan and the National Business Park mortgage loan under the JPMCC 2016-JP3 PSA, (iv) CWCapital Asset Management LLC, as special servicer for the 132 West 27th Street mortgage loan under the MSC 2016-UBS11 PSA, and (v) CWCapital Asset Management LLC, as special servicer for the Esplanade I mortgage loan and the Swedesford Office mortgage loan under the CGCMT 2016-P4 PSA, because each of Rialto Capital Advisors, LLC, AEGON USA Realty Advisors, LLC, Torchlight Loan Services, LLC and CWCapital Asset Management LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association, as certificate administrator under the BBCMS 2016-ETC TSA, the WFCM 2016-BNK1 PSA, the MSBAM 2016-C30 PSA, the MSC 2016-UBS11 PSA, the JPMCC 2016-JP3 PSA, the JPMCC 2016-JP2 PSA, and the WFCM 2016-C36 PSA and (ii) Citibank, N.A., as certificate administrator under the CGCMT 2016-C2 PSA and the CGCMT 2016-P4 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

35.9	[Reserved]

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Vertex Pharmaceuticals HQ mortgage loan under the WFCM 2016-BNK1 PSA (see Exhibit 35.5)

35.11	[Reserved]

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

35.14	[Reserved]

35.15

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 132 West 27th Street mortgage loan under the MSC 2016-UBS11 PSA (see Exhibit 35.1)

35.16	[Reserved]

35.17

Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Esplanade I mortgage loan and the Swedesford Office mortgage loan under the CGCMT 2016-P4 PSA (see Exhibit 35.5)

35.18	[Reserved]

35.19	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant for the Esplanade I mortgage loan under the CGCMT 2016-P4 PSA

35.20

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Hillside Industrial mortgage loan and the National Business Park mortgage loan under the JPMCC 2016-JP3 PSA (see Exhibit 35.1)

35.21	[Reserved]

35.22	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 35.5)

35.23	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Opry Mills mortgage loan under the JPMCC 2016-JP2 PSA (see Exhibit 35.2)

35.24	[Reserved]

35.25	Servicer compliance statement, Wells Fargo Bank, National Association, as general master servicer for the Plaza America I & II mortgage loan under the WFCM 2016-C36 PSA (see Exhibit 35.5)

35.26

Servicer compliance statement, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as general special servicer for the Plaza America I & II mortgage loan under the WFCM 2016-C36 PSA

99.1

Mortgage Loan Purchase Agreement, dated as of October 1, 2016, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A dated October 25, 2016, and filed by the registrant on October 27, 2016 under Commission File No. 333-207132-07, and is incorporated by reference herein).

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

Date: March 30, 2021

Citigroup Commercial Mortgage Securities Inc.
(Depositor)

/s/ Richard Simpson
Richard Simpson, President